Form 10-K/A
period 2007-12-31
Bear Stearns Structured Products Inc. Trust 2007-R3
filed 2008-04-01
CIK 1415829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No.1




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



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

On March 31, 2008 the Registrant filed a Form 10-K with the Securities and Exchange Commission (Accession No. 0001056404-08-001167) for the fiscal year ended December 31, 2007 that inadvertently omitted the following information:

Bear Stearns Capital Markets Inc. provides a Yield Maintenance Agreement derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the interest rate corridor is less than 10%.

On March 16, 2008, JPMorgan Chase & Co. agreed to guarantee the obligations of Bear Stearns Capital Markets Inc. under the Yield Maintenance Agreement pursuant to the terms of the Guaranty Agreement described below in Item 1119. Additional disclosure with respect to JPMorgan Chase & Co. can be found below in Item 1119. The significance percentage represented by the guarantee of the Yield Maintenance Agreement is less than 10%. Except with respect to the addition of this guarantee, the terms and conditions of the Yield Maintenance Agreement remain unchanged.



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



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.


On March 31, 2008 the Registrant filed a Form 10-K with the Securities and Exchange Commission (Accession No. 0001056404-08-001167) for the fiscal year ended December 31, 2007 that inadvertently omitted the following information:

The information regarding this Item has been previously filed in a 424(b)(5) filing dated October 24, 2007 and December 6, 2007.

On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Capital Markets Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including the Bear Stearns Capital Markets Inc.'s obligations under the Yield Maintenance Agreement. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the Yield Maintenance Agreement remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.



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



    35.1 Wells Fargo Bank, N.A. as Grantor Trust Trustee



   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008


   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Structured Asset Mortgage Investments II Inc.
   (Depositor)


   /s/ Michael B. Nierenberg
   Michael B. Nierenberg, Treasurer
   (senior officer in charge of securitization of the depositor)


    Date:   April   1, 2008



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



    35.1 Wells Fargo Bank, N.A. as Grantor Trust Trustee



   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008